Form 10-Q
period 2009-09-30
SAND HILLS, INC
filed 2009-11-13
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53736

                                        SAND HILLS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4803428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Sunrise Point, Irmo, South Carolina 29063
(Address of principal executive offices)

(803) 407-0998
(Issuer's telephone number)

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 12, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009 (audited)	F-1
Statements of Operations for the Three Months Ended September 30, 2009 and for the Period from April 2, 2009 (Inception) to September 30, 2009 (unaudited)	F-2
Statement of Stockholders’ Deficit as of September 30, 2009 (unaudited)	F-3
Statements of Cash Flows for the Three Months Ended June 30, 2009 and for the Period from April 2, 2009 (Inception) to September 30, 2009 (unaudited)	F-4
Notes to Financial Statements	F-5

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009

	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$200	$200

TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$796	$114
Loan payable – Related party	9,000	9,000

TOTAL LIABILITIES	9,796	9,114

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(9,796)	(9,114)
Total stockholders’ deficit	(9,596)	(8,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$200	$200

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009

	Three Months Ended September 30, 2009	Period from April 2, 2009 (Inception) to September 30, 2009

REVENUES	$0	$0

EXPENSES
Professional fees	500	9,500
Interest expense	182	296

NET LOSS	$(682)	$(9,796)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the period ended June 30, 2009	-	-	-	(9,114)	(9,114)

Balance, June 30, 2009	2,000,000	200	-	(9,114)	(8,914)

Net loss for the three months ended September 30, 2009	-	-	-	(682)	(682)

Balance, September 30, 2009	2,000,000	$200	$-	$(9,796)	$(9,596)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009

	Three Months Ended September 30, 2009	Period from April 2, 2009 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(682)	$(9,796)
Change in non-cash working capital items:
Increase in accrued expenses	682	796
CASH FLOWS USED BY OPERATING ACTIVITIES	0	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	200
Note payable from related party	0	9,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	9,200

NET INCREASE IN CASH	0	200

Cash, beginning of period	200	0
Cash, end of period	$200	$200

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Sand Hills, Inc. (the "Company”) was organized under the laws of the State of Nevada on April 2, 2009 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to development-stage enterprises.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 and June 30, 2009 the Company had $200 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments
Sand Hills’ financial instruments consist of cash, accrued expenses, and a note payable.  The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Income (Loss)
The Company has established standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Recent Accounting Pronouncements
Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital.  The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At September 30, 2009 accrued interest totaled $296.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – INCOME TAXES

For the periods ended September 30, 2009, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $9,796 at September 30, 2009, and will expire beginning in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,330
Valuation allowance	(3,330)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Sand Hills has not generated any revenues, has a working capital deficit, and has suffered a loss from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Sand Hills to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements until it is able to enter into a business combination with another company; however, there can be no assurance the Company will be successful in these efforts.

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 13, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Sand Hills, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on April 2, 2009.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  None of officers or directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring an operating company.  Accordingly, they may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in and likely result in the resignation or removal of our present officers and directors.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

1

Liquidity and Capital Resources.

At September 30, 2009, we had $200 of cash on hand.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the evaluation and investigation of targets for a Business Combination.  Our stockholders have advised management that they expect to fund additional costs and expenses we may incur, including the costs of filing Exchange Act reports, in connection with due diligence activities of a Target Business and the Business Combination process, through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenue from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target Business, nor generated any revenues.  We reported a net loss for the period ended September 30, 2009 of $682 and a net loss since inception of $9,796 and have a working capital deficit.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

2

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

SAND HILLS, INC.

Date: November 12, 2009	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer and Principal Financial Officer

4