Form 10-Q
period 2010-06-30
SAND HILLS, INC
filed 2010-08-16
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 12, 2010 there were 2,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of December 31, 200 (unaudited) and March 31, 2010 (audited)	F-1

Statements of Operations for the Three Months Ended June 30, 2010 and 2009 and for the period from April 2, 2009 (Inception) to June 30, 2010 (unaudited)	F-2

Statement of Stockholders’ Deficit as of June 30, 2010 (unaudited)	F-3

Statements of Cash Flows for the three months ended June 30, 2010 and 2009 and for the period from April 2, 2009 (Inception) to June 30, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND MARCH 31, 2010 (AUDITED)

	JUNE 30, 2010	MARCH 31, 2010
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$185	$2,844

TOTAL ASSETS	$185	$2,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$1,981	$3,542
Loan payable – related party	16,000	16,000

TOTAL LIABILITIES	17,981	19,542

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(17,996)	(16,898)
Total stockholders’ deficit	(17,796)	(16,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$185	$2,844

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO JUNE 30, 2010

	Three months ended June 30, 2010	Three Months ended June 30, 2009	Period from April 2, 2009 (Inception) to June 30, 2010

REVENUES	$0	$0	$0

EXPENSES
Filing fees	278	0	2,593
Professional fees	500	9,000	14,200
Interest expense	320	114	1,203

NET LOSS	$(1,098)	$(9,114)	$(17,996)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO JUNE 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the year ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,898)

Net loss for the three months ended June 30, 2010	-	-	-	(1,098)	(1,098)

Balance, June 30, 2010	2,000,000	$200	$-	$(17,996)	$(17,796)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO JUNE 30, 2010

	Three months ended June 30, 2010	Three months ended June 30, 2009	Period from April 2, 2009 (Inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,098)	$(9,114)	$(17,996)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses	(1,561)	114	1,981
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,659)	(9,000)	(16,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	200	200
Note payable from related party	0	9,000	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	9,200	16,200

NET INCREASE (DECREASE) IN CASH	(2,659)	200	185

Cash, beginning of period	2,844	0	0
Cash, end of period	$185	$200	$185

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2010 and March 31, 2010 the Company had $185 and $2,844 of unrestricted cash to be used for future business operations.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital.  Additionally, another loan in the amount of $7,000 was received on November 10, 2009 from the same party. The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At June 30, 2010 accrued interest totaled $1,103.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s independent auditors, registration fees and interest.

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2010, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $17,996 at June 30, 2010, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$6,119	$5,745
Valuation allowance	(6,119)	(5,745)
Net deferred tax asset	$-	$-

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
JUNE 30, 2010

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 6, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Sand Hills, Inc. (“we”, “us” or the “Company”) was incorporated in the State of Nevada on April 2, 2009.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar transaction (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of evaluating and identifying Target Businesses.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  None of our officers or directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring an operating company.  Accordingly, they may not successfully identify a Target Business or conclude a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in and likely result in the resignation or removal of our present officers and directors.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At June 30, 2010, we had $185 of cash on hand.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the evaluation and investigation of Target Businesses and, possibly, in connection with a Business Combination.

Our stockholders have advised management that they expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

As a result of our negative working capital, our losses since inception, and failure to generate revenue from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target Business, nor have we generated any revenues.  We reported a net loss for the three months ended June 30, 2010 of $1,098 and a net loss since inception of $17,996 and have a working capital deficit at June 30, 2010 of $17,796.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of documents under the Securities Exchange Act of 1934, as amended, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended June 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

SAND HILLS, INC.

Date: August 12, 2010	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer and Principal Financial Officer