Form 10-Q
period 2010-09-30
SAND HILLS, INC
filed 2010-11-10
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

(803) 407-0998
(Issuer's telephone number)

______________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 9, 2010 there were 2,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	F-1
Statements of Operations for the three months and six months ended September 30, 2010 and 2009 and the period from April 2, 2009 (Inception) to September 30, 2010 (unaudited)	F-2
Statement of Stockholders’ Deficit as of September 30, 2010 (unaudited)	F-3
Statements of Cash Flows for the six months ended September 30, 2010 and 2009 and the period from April 2, 2009 (Inception) to September 30, 2010 (unaudited)	F-4
Notes to Financial Statements	F-5

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND MARCH 31, 2010

	SEPTEMBER 30, 2010	MARCH 31, 2010
	(unaudited)
ASSETS

Current Assets
Cash and equivalents	$12,148	$2,844

TOTAL ASSETS	$12,148	$2,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,353	$3,542
Loan payable – related party	31,000	16,000

TOTAL LIABILITIES	33,353	19,542

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(21,405)	(16,898)
Total stockholders’ deficit	(21,205)	(16,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,148	$2,844

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Three months ended September 30, 2010	Three Months ended September 30, 2009	Six months ended September 30, 2010	Six Months ended September 30, 2009	Period from April 2, 2009 (Inception) to September 30, 2010

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Filing fees	718	0	996	0	3,311
Professional fees	2,200	500	2,700	9,500	16,400
Interest expense	491	182	811	296	1,694

NET LOSS	$(3,409)	$(682)	$(4,507)	$(9,796)	$(21,405)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the year ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,898)

Net loss for the six months ended September 30, 2010	-	-	-	(4,507)	(4,507)

Balance, September 30, 2010	2,000,000	$200	$-	$(21,405)	$(21,205)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Six months ended September 30, 2010	Six months ended September 30, 2009	Period from April 2, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,507)	$(682)	$(21,405)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses	(1,189)	682	2,353
CASH FLOWS USED BY OPERATING ACTIVITIES	(5,696)	0	(19,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	200
Note payable from related party	15,000	0	31,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,000	0	31,200

NET INCREASE (DECREASE) IN CASH	9,304	0	12,148

Cash, beginning of period	2,844	200	0
Cash, end of period	$12,148	$200	$12,148

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sand Hills, Inc. (the “Company”) was organized under the laws of the State of Nevada on April 2, 2009 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2010 and March 31, 2010 the Company had $12,148 and $2,844 of unrestricted cash to be used for future business operations.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital.  Another loan in the amount of $7,000 was received on November 10, 2009 from the same party. Additionally, another loan of 415,000 was received on August 8, 2010 from the same party. The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At September 30, 2010 accrued interest totaled $1,594.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s independent auditors, registration fees and interest.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2010, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $21,405 at September 30, 2010, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,277	$5,745
Valuation allowance	(7,277)	(5,745)
Net deferred tax asset	$-	$-

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 30, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Liquidity and Capital Resources.

At September 30, 2010, we had $12,148 of cash on hand.  We believe that these funds will be sufficient to cover our operating costs and expenses over the next twelve months during which time we expect that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the evaluation and investigation of Target Businesses and, possibly, in connection with a Business Combination.

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

1

As a result of our negative working capital, our losses since inception, and failure to generate revenue from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target Business, nor have we generated any revenues.  We reported a net loss for the three months ended September 30, 2010 of $3,409 and a net loss since inception of $21,405 and have a working capital deficit at September 30, 2010 of $21,205.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of documents under the Securities Exchange Act of 1934, as amended, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

2

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

SAND HILLS, INC.

Date: November 9, 2010	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer
and Principal Financial Officer

4