Form 10-Q
period 2010-12-31
SAND HILLS, INC
filed 2011-02-10
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 9, 2011 there were 2,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	F-1

Statements of Operations for the three months and nine months ended December 31, 2010 and 2009 and the period from April 2, 2009 (Inception) to December 31, 2010 (unaudited)	F-2

Statement of Stockholders’ Deficit as of December 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 and the period from April 2, 2009 (Inception) to December 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010 (derived from audited)	F-1

Statements of Operations for the three months and nine months ended December 31, 2010 and 2009 and the period from April 2, 2009 (Inception) to December 31, 2010 (unaudited)	F-2

Statement of Stockholders’ Deficit as of December 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 and the period from April 2, 2009 (Inception) to December 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5 – F-7

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 (UNAUDITED) AND MARCH 31, 2010 (DERIVED FROM AUDITED)

	DECEMBER 31, 2010	MARCH 31, 2010
	(unaudited)	(derived from audited)
ASSETS

Current Assets
Cash and equivalents	$10,899	$2,844

TOTAL ASSETS	$10,899	$2,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$2,978	$3,542
Loan payable – related party	31,000	16,000

TOTAL LIABILITIES	33,978	19,542

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(23,279)	(16,898)
Total stockholders’ deficit	(23,079)	(16,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,899	$2,844

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Three months ended December 31, 2010	Three Months ended December 31, 2009	Nine months ended December 31, 2010	Nine Months ended December 31, 2009	Period from April 2, 2009 (Inception) to December 31, 2010

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Filing fees	249	0	1,245	0	3,560
Professional fees	1,000	3,356	3,700	12,856	17,400
Interest expense – related party	625	260	1,436	556	2,319

NET LOSS	$(1,874)	$(3,616)	$(6,381)	$(13,412)	$(23,279)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the year ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,898)

Net loss for the nine months ended December 31, 2010	-	-	-	(6,381)	(6,381)

Balance, December 31, 2010	2,000,000	$200	$-	$(23,279)	$(23,079)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Nine months ended December 31, 2010	Nine months ended December 31, 2009	Period from April 2, 2009 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,381)	$(13,412)	$(23,279)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses	(564)	1,056	2,978
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,945)	(12,356)	(20,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	200	200
Note payable from related party	15,000	16,000	31,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,000	16,200	31,200

NET INCREASE (DECREASE) IN CASH	8,055	3,844	10,899

Cash, beginning of period	2,844	0	0
Cash, end of period	$10,899	$3,844	$10,899

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2010 and March 31, 2010 the Company had $10,899 and $2,844 of unrestricted cash to be used for future business operations.

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

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital.  Another loan in the amount of $7,000 was received on November 10, 2009 from the same party. Additionally, another loan of $15,000 was received on August 8, 2010 from the same party. The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At December 31, 2010 accrued interest totaled $2,219.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s independent auditors, registration fees and interest.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE 4 – INCOME TAXES

For the periods ended December 31, 2010, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $23,279 at December 31, 2010, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,915	$5,745
Valuation allowance	(7,915)	(5,745)
Net deferred tax asset	$-	$-

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 8, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Liquidity and Capital Resources.

At December 31, 2010, we had $10,899 of cash on hand.  Cash available will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we expect that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the evaluation and investigation of Target Businesses and, possibly, in connection with a Business Combination.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

1

To date, we have funded our operations through loans from our stockholders and, as of December 31, 2010, we had borrowed an aggregate of $31,000 from them, including $15,000 during the nine months then ended.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

As a result of our negative working capital, our losses since inception, and failure to generate revenue from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target Business, nor have we generated any revenues.  We reported a net loss for the three months ended December 31, 2010 of $1,874 and a net loss since inception of $23,279 and have a working capital deficit at December 31, 2010 of $23,079.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of documents under the Securities Exchange Act of 1934, as amended, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

2

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

SAND HILLS, INC.

Date: February 9, 2011	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer and Principal Financial Officer

4