Form 10-K
period 2011-03-31
SAND HILLS, INC
filed 2011-07-08
CIK 1468924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-53736

SAND HILLS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-4803428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Sunrise Point, Irmo, South Carolina	29063
(Address of registrant's principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(803) 407-0998

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes  ☒ No

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
☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 7, 2011 was approximately $ -0- .

At July 7, 2011 there were 2,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

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

iii

PART I

Item 1. Description of Business

General

Sand Hills, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on April 2, 2009.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses.  We have not generated any revenue, have no full-time employees and do not own or lease any property.  Our officers and directors have never served as in such capacities with a development stage public company with the purpose of acquiring a Target Business.

The Company is a “shell company” which is defined under Rule 12b-2 of the Exchange Act as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a shell company, the Business Combination we enter into with a Target Business will be deemed for accounting purposes to be a “reverse acquisition” or “reverse merger.”  In addition, based on its proposed business activities, the Company is a “blank check company.”  The Securities and Exchange Commission (“SEC”) defines those companies as a development stage company that is issuing a penny stock, as defined in Rule 3a51-1 of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted laws limiting the sale of securities of “blank check” companies in their respective jurisdictions.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on the provisions of Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, and then only in the discretion of management of our Business Combination partner.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We anticipate that the selection of a Target Business will be complex and extremely risky and we may never consummate a Business Combination.  Our current financial condition may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction.  As of the date of this report, we are not generating any revenue and at March 31, 2011, we had $9.630 of cash, total liabilities of $36,568 and accumulated losses of $27,138.  Over the next twelve months, we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination.  These costs are hard to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.  Our cash on hand will not be sufficient to cover our operating costs over the next twelve months.  Though our stockholders have advised us of their present intention to fund our costs and expenses going forward through loans or further investment in the Company, there is no written agreement binding them to do so.

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

Search for a target; Sources of Target Businesses.

We are currently in the process of identifying and evaluating potential Target Businesses.  As described below, our management has broad discretion with respect to identifying and selecting prospective Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources.

We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our management and shareholders and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Business candidates in which they believe we may have an interest.  In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons to date.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, or the terms of such service, including the amount and form of fees that we may pay them.

Selection criteria for a Target Business.

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

Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value.

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors.  Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses or market surveys, which, if we had more cash, would be desirable.  Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.  We expect that our due diligence may include, among other things, meetings with the Target Business’s management, inspection of its facilities and a review of financial and other information that is made available to us.  This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

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

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  Tax-free treatment of such a transaction can be accomplished, if structured correctly, through the acquisition of all of the outstanding shares of capital stock of a Target Business or by way of a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

Acquisition:  If the Business Combination is structured as a stock acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business and the Target Business would become our wholly owned subsidiary.  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  Accordingly, our stockholders at the time of the transaction will retain no more than 20% of the total issued and outstanding shares of our Company, resulting in substantial dilution to their equity ownership of our Company.  If a Business Combination is structured as a stock acquisition, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger:  In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary.  Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  A proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies relating to such transaction.  The necessity to obtain stockholder approval may result in delays and additional expenses in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination as an acquisition of the stock of a Target Business so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively, for accounting purposes.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.  It is unlikely that our management at the time of a Business Combination will continue in any material capacity with the Company after the consummation of a Business Combination, other than as a stockholder.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination, if we are able to consummate such a transaction at all, cannot presently be ascertained with any degree of certainty.  Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Competition

We expect that in the course of pursuing a Target Business, we will encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised capital through sales of securities registered under federal securities laws; venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

Our ability to consummate a Business Combination with prime candidates will be constrained, among other things, by our lack of financial resources to provide to the Target Business.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business.  We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers who have other business interests and are not obligated to devote any specific number of hours to our matters.  They intend to devote only as much time as thye deems necessary to our affairs.  The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than offering such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.  We cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officers and directors may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock owned by entities with which they are affiliated, as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of these shares of common stock which would raise issues relating to a possible conflict of interest with any of our other securityholders.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the financial statements, before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note 6 to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At March 31, 2011, we had $9,630 of cash in our treasury and no other assets of any kind.  We do not expect that the funds currently in our treasury will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective and may require us to discontinue operations.

We are dependent entirely upon our stockholders to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  In addition, we have substantial liabilities comprising promissory notes in favor of our current stockholders in the principal amount of $31,000 that bear interest at 8% per year.  We are dependent entirely on our stockholders to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our stockholders have advised us of their intention to fund our operations, there is no written agreement binding them to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the even that our management does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.  Without further capital infusion from our principal we expect that we will exhaust our cash resources by the end of 2011.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.  We can offer no assurance that we ever will consummate a Business Combination.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Our officers and directors have never been principals of, nor have they ever been affiliated with, a company formed with a business purpose similar to ours.

None of our officers or directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Furthermore, our officers and directors have never been involved with a public shell company of any sort.  Accordingly, you may not be able to adequately evaluate their ability to consummate successfully a Business Combination.  Moreover, our officers and directors do not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and they may not uncover all material information and risks about a Target Business prior to a Business Combination nor may they accurately assess a Target Company's business or management.  Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination.  The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses.  Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefor.  In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

Our officers and directors will apportion their time to other businesses activities which may limit how much time they devote to our affairs.  Moreover, they could divert opportunities that might be appropriate for our business to such other business interests.  These conflicts of interest could have a negative impact on our ability to consummate a Business Combination.

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

Further, our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than offering such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.

We cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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

Target companies that we investigate may be unable to comply with SEC reporting requirements, which may delay or preclude a Business Combination.  In connection with a Business Combination, we will be required to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative.  We may not be able to enter into a Business Combination.  If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire.  While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a transaction with a candidate that meets these criteria.  We can not assure that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

Intense competition exists for those companies that would make the most attractive targets.  Our limited resources may preclude us from consummating a Business Combination with such companies.

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

We are currently in the process of evaluating and identifying targets for a Business Combination.  However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry.  Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

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

If the Target Business with which we enter a Business Combination does not successfully manage these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

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

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Our management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.  Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Based on our management’s assessment, we believe that, as of March 31, 2011, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this Annual Report in “Management’s Report on Internal Control over Financial Reporting”.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.”  We cannot assure you that will not be identify additional material weaknesses in our internal control over financial reporting in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements.

Our failure to implement and maintain the appropriate internal controls over financial reporting or the requirements of Section 404 could negatively affect our ability to provide accurate and timely financial information, require us to restate past financial statements at great cost to us; subject us to liability for misstatements under federal and state securities laws; may cause investors to lose confidence in our reported financial information, which could require us to incur additional costs to improve our internal control systems and procedures and materially harm our business.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

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

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act.  Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company.  These restrictions will limit the ability of our stockholders to liquidate their investment.

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

The absence of an established trading market will limit the ability of stockholders to dispose of their stock.

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

We cannot assure you that following a Business Combination our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

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

The transaction by which we consummate a Business Combination will be deemed to be a “reverse acquisition” of the operating company, which may cause negative perceptions of our Company.

Because we are a shell company, the Business Combination we enter into will be deemed to be a “reverse acquisition.”  Securities industry professionals and private investors may have a negative perception of companies that achieve reporting status by way of a reverse acquisition that may inhibit interest in our Company after the transaction.  For example, securities analysts of major brokerage firms may not provide coverage of our Company since there is little incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 25 Sunrise Point, Irmo, South Carolina 29063, where one of our officers and directors maintains an office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements.  The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of July 7, 2011, there were two holders of record of 2,000,000 outstanding shares of our common stock.

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

Neither the Company nor its officers and directors have any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination.  Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended March 31, 2011.

Item 6. Selected Financial Data.

Smaller reporting companies as defined in Item 10 of Regulation S-K are not required to provide the information to be furnished under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion of our results of operations, financial condition and plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended March 31, 2011.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.”  By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a Target Business and the consummation of a Business Combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.

Liquidity and Capital Resources.

           As of March 31, 2011, the Company had total assets of $9,630, comprised exclusively of cash.  This compares with assets of $2,844, comprised exclusively of cash, as of March 31, 2011.  The Company’s liabilities as of March 31, 2011 totaled $35,568, comprised exclusively of amounts due current and former affiliates.  This compares with liabilities of $19,542 comprised exclusively of monies due to current and former affiliates, as of March 31, 2011.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2011 and March 31, 2010 and for the cumulative period from December 3, 2007 (Inception) to March 31, 2011.

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010	For the Cumulative Period from September 27, 2007 (inception) to March 31, 2011
Net cash (used in) operating activities	$8,214	$13,356	$21,570
Net cash provided by financing activities	$15,000	$16,200	$31,200
Net increase (decrease) in cash and cash equivalents	$6,786	$2,844	$9,630

The Company has nominal assets and has generated no revenues since inception.  Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination.  These costs are hard to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our stockholders.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary.  However, they are not bound to do so.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company that is generating revenue at the time of the transaction, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended March 31, 2011of $10,240, compared to a net loss for the year ended March 31, 2010 of $16,898, and a have suffered a net loss since inception of $27,138.  The Company has used cash from operations of $21,570 since its inception, consisting primarily of professional fees, and has a negative working capital of $26,938 at March 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sand Hills, Inc.
Irmo, South Carolina

We have audited the accompanying balance sheets of Sand Hills, Inc. (a development stage company) as of March 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and the period from April 2, 2009 (inception) to March 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sand Hills, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended and the period from April 2, 2009 (inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
July 6, 2011

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND 2010

ASSETS	March 31, 2011	March 31, 2010

Current Assets
Cash and equivalents	$9,630	$2,844

TOTAL ASSETS	$9,630	$2,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and interest	$5,568	$3,542
Loans payable – related party	31,000	16,000

TOTAL LIABILITIES	36,568	19,542

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(27,138)	(16,898)
Total stockholders’ deficit	(26,938)	(16,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,630	$2,844

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO MARCH 31, 2011

	Period ended March 31, 2011	Period ended March 31, 2010	Period from April 2, 2009 (Inception) to March 31, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	6,800	13,700	20,500
Filing fees	1,355	2,315	3,670
Interest expense	2,085	883	2,968
TOTAL EXPENSES	10,240	16,898	27,138

LOSS FROM OPERATIONS	(10,240)	(16,898)	(27,138)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(10,240)	$(16,898)	$(27,138)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	1,813,699

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO MARCH 31, 2011

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, April 2, 2009	-	$0	$0	$0	$0

Issuance of common stock for cash at par value	2,000,000	200	-	-	200

Net loss for the period ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,698)

Net loss for the year ended March 31, 2011	-	-	-	(10,240)	(10,240)

Balance, March 31, 2011	2,000,000	$200	$0	$(27,138)	$(26,938)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO MARCH 31, 2011

	Period ended March 31, 2011	Period ended March 31, 2010	Period from April 2, 2009 (Inception) to March 31, 2011
Cash Flows From Operating Activities
Net loss for the period	$(10,240)	$(16,898)	$(27,138)
Changes in assets and liabilities:
Increase in accrued expenses	2,026	3,542	5,568
Net Cash Used by Operating Activities	(8,214)	(13,356)	(21,570)

Cash Flows From Financing Activities
Sale of common stock	0	200	200
Proceeds from loans payable – related party	15,000	16,000	31,000
Net Cash Provided by Financing Activities	15,000	16,200	31,200

Net Increase in Cash	6,786	2,844	9,630

Cash, beginning of period	2,844	0	0
Cash, end of period	$9,630	$2,844	$9,630

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2011 and 2010, respectively, the Company had $9,630 and $2,844 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments
Sand Hills’ financial instruments consist of cash, accrued expenses, and related party notes payable.  The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s independent auditors and interest due to a related party as of March 31, 2011.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital.  Additionally, another loan in the amount of $7,000 was received on November 10, 2009 from the same party.

During the year ended March 31, 2011, the Company received an additional $15,000 from the same related party.

The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At March 31, 2011 accrued interest totaled $2,968.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

During the period ended March 31, 2010, Sand Hills issued 2,000,000 share of common stock for cash proceeds of $200.

There were no additional shares issued during the year ended March 31, 2011.

At March 31, 2011, the Company has 2,000,000 shares of common stock issued and outstanding.

There is no preferred stock issued and outstanding as of March 31, 2011.

NOTE 5 – INCOME TAXES

For the period ended March 31, 2011, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $27,138 at March 31, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following at March 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$3,482	$5,745
Less: valuation allowance	(3,482)	(5,745)
Net provision for Federal income taxes	$0	$0

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$9,227	$5,745
Valuation allowance	(9,227)	(5,745)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $27,138 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – LIQUIDITY AND GOING CONCERN

Sand Hills has not generated any revenues, has a working capital deficit, and has suffered losses from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2011 through July 6, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of March 31, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.
We did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our directors are not independent and none of them qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
We did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets.  We were organized to serve as a vehicle for a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination.  We have no full-time employees.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended March 31, 2011, we believe that our directors, officers and stockholders are in compliance with the requirements of Section 16(a).

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

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended March 31, 2011, the Company borrowed an aggregate of $15,000 from our stockholders and has borrowed an aggregate of $31,000 from its affiliates since inception.  Each of the loans is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year.  The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Combination.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Silberstein Ungar, PLLC for the audits of the Company's annual financial statements for the fiscal year ending on March 31, 2011 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $4,100.

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

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 7, 2011.

SAND HILLS, INC.

By:	/s/ E. Robert Selby
E. Robert Selby, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 7, 2011.

Signature	Title

/s/ E. Robert Selby	President, Principal Executive Officer and Director
E Robert Selby

/s/ Randy Ream	Secretary, Chief Financial Officer and Principal Accounting Officer
Randy Ream

/s/ Karl Bechtold	Director
Karl Bechtold