Form 10-Q
period 2011-06-30
SAND HILLS, INC
filed 2011-08-23
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

(803) 407-0998
(Issuer's telephone number)

____________________________________________________
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
☒ Yes    ☐ No

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
☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 11, 2011 there were 2,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2011 AND MARCH 31, 2011

	JUNE 30, 2011	MARCH 31, 2011

ASSETS

Current Assets
Cash and equivalents	$7,030	$9,630

TOTAL ASSETS	$7,030	$9,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$6,786	$5,568
Loan payable – related party	31,000	31,000

TOTAL LIABILITIES	37,786	36,568

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(30,956)	(27,138)
Total stockholders’ deficit	(30,756)	(26,938)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,030	$9,630

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO JUNE 30, 2011

	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from April 2, 2009 (Inception) to June 30, 2011

REVENUES	$0	$0	$0

EXPENSES
Filing fees	698	278	4,368
Professional fees	2,500	500	23,000
Interest expense	620	320	3,588

NET LOSS	$(3,818)	$(1,098)	$(30,956)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO JUNE 30, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the year ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,698)

Net loss for the year ended March 31, 2011	-	-	-	(10,240)	(10,240)

Balance, March 31, 2011	2,000,000	200	-	(27,138)	(26,938)

Net loss for the three months ended June 30, 2011	-	-	-	(3,818)	(3,818)

Balance, June 30, 2011	2,000,000	$200	$-	$(30,956)	$(30,756)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO JUNE 30, 2011

	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from April 2, 2009 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,818)	$(1,098)	$(30,956)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses	1,218	(1,561)	6,786
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,600)	(2,659)	(24,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	200
Note payable from related party	0	0	31,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0	31,200

NET INCREASE (DECREASE) IN CASH	(2,600)	(2,659)	7,030

Cash, beginning of period	9,630	2,844	0
Cash, end of period	$7,030	$185	$7,030

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2011 and March 31, 2011 the Company had $7,030 and $9,630 of unrestricted cash to be used for future business operations.

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
JUNE 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

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

The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At June 30, 2011 accrued interest totaled $3,588.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s independent auditors, outside law firm, registration fees and interest.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2011, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $31,000 at June 30, 2011, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	March 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$10,525	$9,227
Valuation allowance	(10,525)	(9,227)
Net deferred tax asset	$-	$-

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 11, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Sand Hills, Inc. (“we”, “us” or the “Company”) was incorporated in the State of Nevada on April 2, 2009.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 24, 2009, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.  Our fiscal year ends on March 31.

Based on our business activities, the Company is a “blank check” company.  The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of  the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.   In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.”

Our management has broad discretion with respect to identifying and selecting a prospective Target.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target or conclude a Business Combination.  In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters.  Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officer and directors as of the date of the transaction.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, investigating and analyzing Targets and consummating a Business Combination.  We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure additional funding as needed.  Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $7,030, consisting exclusively of cash.  This compares with total assets of $9,630 at March 31, 2011, our fiscal year end.  At June 30, 2011, the Company had current liabilities of $37,786 compared with current liabilities of $36,568 at March 31, 2011, in each case, comprised of amounts owed to stockholders and accrued expenses.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders.  Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	For the Cumulative Period from April 2, 2009 (Inception) to June 30, 2011
Net Cash Used in Operating Activities	$2,600	$2,659	$24,170
Net Cash Provided by Financing Activities	$-	$-	$31,200
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,600)	$(2,659)	$7,030

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three months ended June 30, 2011 of $3,818, compared to a net loss of $1,098 for the comparable 2010 period, and have suffered a net loss since inception of $30,956.  At June 30, 2011, we had a working capital deficit of $30,756 compared to $26,938 at June 30, 2010.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations.   Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.

2.	We did not maintain effective controls over financial statement disclosure.

3.	We did not maintain effective controls over financial reporting.

4.
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets.  Further, we have no full-time employees.  As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SAND HILLS, INC.

Date: August 18, 2011	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer and Principal Financial Officer