Form 10-Q
period 2011-09-30
SAND HILLS, INC
filed 2011-11-09
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 8, 2011 there were 2,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	F-1

Statements of Operations for the three months and six months ended September 30, 2011 and 2010 and the period from April 2, 2009 (Inception) to September 30, 2011 (unaudited)	F-2

Statement of Stockholders’ Deficit as of September 30, 2011 (unaudited)	F-3

Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and the period from April 2, 2009 (Inception) to September 30, 2011 (unaudited)	F-4

Notes to Financial Statements	F-5 – F-7

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2011 AND MARCH 31, 2011

	SEPTEMBER 30, 2011	MARCH 31, 2011
ASSETS

Current Assets
Cash and equivalents	$1,694	$9,630

TOTAL ASSETS	$1,694	$9,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$4,813	$5,568
Loan payable – related party	31,000	31,000

TOTAL LIABILITIES	35,813	36,568

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(34,319)	(27,138)
Total stockholders’ deficit	(34,119)	(26,938)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,694	$9,630

See accompanying notes to financial statements.

SAND HILLS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

	Three months ended September 30, 2011	Three Months ended September 30, 2010	Six months ended September 30, 2011	Six Months ended September 30, 2010	Period from April 2, 2009 (Inception) to September 30, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Filing fees	1,438	718	2,136	996	5,806
Professional fees	1,300	2,200	3,800	2,700	25,500
Interest expense	625	491	1,245	811	4,213

NET LOSS	$(3,363)	$(3,409)	$(7,181)	$(4,507)	$(34,319)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the year ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,898)

Net loss for the year ended March 31, 2011	-	-	-	(10,240)	(10,240)

Balance, March 31, 2011	2,000,000	200	-	(27,138)	(26,938)

Net loss for the six months ended September 30, 2011	-	-	-	(7,181)	(7,181)

Balance, September 30, 2011	2,000,000	$200	$-	$(34,319)	$(34,119)

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM APRIL 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

	Six months ended September 30, 2011	Six months ended September 30, 2010	Period from April 2, 2009 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,181)	$(4,507)	$(34,319)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses	(755)	(1,189)	4,813
CASH FLOWS USED BY OPERATING ACTIVITIES	(7,936)	(5,696)	(29,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	200
Note payable from related party	0	15,000	31,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	15,000	31,200

NET INCREASE (DECREASE) IN CASH	(7,936)	9,304	1,694

Cash, beginning of period	9,630	2,844	0
Cash, end of period	$1,694	$12,148	$1,694

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2011 and March 31, 2011 the Company had $1,694 and $9,630 of unrestricted cash to be used for future business operations.

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
SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital.  Another loan in the amount of $7,000 was received on November 10, 2009 from the same party. During the year ended March 31, 2011, the Company received an additional $15,000 from the same related party. The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  At September 30, 2011 accrued interest totaled $4,213.  RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of amounts due to the Company’s independent auditors, registration fees, legal fees and interest.

SAND HILLS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
NOTE 4 – INCOME TAXES

For the periods ended September 30, 2011, Sand Hills has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $34,319 at September 30, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the six months ended September 30:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$2,442	$1,532
Less: valuation allowance	(2,442)	(1,532)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	March 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$11,669	$9,227
Valuation allowance	(11,669)	(9,227)
Net deferred tax asset	$-	$-

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
SEPTEMBER 30, 2011

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 26, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

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

Based on our business activities, the Company is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.”  In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “blank check” company.  The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination.  We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors.  As of September 30, 2011, the Company had $1,694 in its treasury.  It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed.  There are no assurances that the Company will be able to secure additional funding as needed.  Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $1,694, consisting exclusively of cash.  This compares with total assets of $9,630 at March 31, 2011, our fiscal year end.  At September 30, 2011, the Company had current liabilities of $35,813 compared with current liabilities of $36,568 at September 30, 2011, in each case, comprised of amounts owed to stockholders and accrued expenses.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders.  Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.  If our stockholders do not fund our operations and we are unable to obtain cash from other sources, which may not be possible, we may be required to discontinue operations and our stockholders may suffer the loss of their entire investment.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	For the Cumulative Period from April 2, 2009 (Inception) to September 30, 2011
Net Cash Used by Operating Activities	$7,936	$5,696	$29,506
Net Cash Provided by Financing Activities	$-	$15,000	$31,200
Net Increase (Decrease) in Cash and Cash Equivalents	$(7,936)	$9,304	$1,694

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three and six months ended September 30, 2011 of $3,363 and $7,181, respectively, compared to a net loss of $3,409 and $4,507 for the comparable 2010 periods, and have suffered a net loss since inception of $34,319.  At September 30, 2011, we had a working capital deficit of $34,119 compared to $26,938 at March 31, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies as defined in Rule 10 of Regulation S-K are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS1	XBRL Instance Document
101.SCH1	XBRL Taxonomy Extension Schema Document
101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB1	XBRL Taxonomy Extension Label Linkbase Document
101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

SAND HILLS, INC.

Date: November 8, 2011	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer and Principal Financial Officer