Form 10-Q
period 2011-12-31
SAND HILLS, INC
filed 2012-02-13
CIK 1468924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 6, 2012 there were 2,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2011 AND MARCH 31, 2011

	DECEMBER 31, 2011	MARCH 31, 2011
ASSETS

Current Assets
Cash and equivalents	$594	$9,630

TOTAL ASSETS	$594	$9,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$6,313	$5,568
Loan payable – related party	31,000	31,000

TOTAL LIABILITIES	37,313	36,568

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Paid in capital	0	0
Deficit accumulated during the development stage	(36,919)	(27,138)
Total stockholders’ deficit	(36,719)	(26,938)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$594	$9,630

See accompanying notes to financial statements.

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

PERIOD FROM APRIL 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Three months ended December 31, 2011	Three Months ended December 31, 2010	Nine months ended December 31, 2011	Nine Months ended December 31, 2010	Period from April 2, 2009 (Inception) to December 31, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Filing fees	875	249	3,011	1,245	6,681
Professional fees	1,100	1,000	4,900	3,700	26,600
Interest expense	625	625	1,870	1,436	4,838

NET LOSS	$(2,600)	$(1,874)	$(9,781)	$(6,381)	$(36,919)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

PERIOD FROM APRIL 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	2,000,000	$200	$-	$-	$200

Net loss for the year ended March 31, 2010	-	-	-	(16,898)	(16,898)

Balance, March 31, 2010	2,000,000	200	-	(16,898)	(16,898)

Net loss for the year ended March 31, 2011	-	-	-	(10,240)	(10,240)

Balance, March 31, 2011	2,000,000	200	-	(27,138)	(26,938)

Net loss for the nine months ended December 31, 2011	-	-	-	(9,781)	(9,781)

Balance, December 31, 2011	2,000,000	$200	$-	$(36,919)	$(36,719)

See accompanying notes to financial statements.

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

PERIOD FROM APRIL 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Nine months ended December 31, 2011	Nine months ended December 31, 2010	Period from April 2, 2009 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,781)	$(6,381)	$(36,919)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses	745	(564)	6,313
CASH FLOWS USED BY OPERATING ACTIVITIES	(9,036)	(6,945)	(30,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	200
Note payable from related party	0	15,000	31,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	15,000	31,200

NET INCREASE (DECREASE) IN CASH	(9,036)	8,055	594

Cash, beginning of period	9,630	2,844	0
Cash, end of period	$594	$10,899	$594

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2011 and March 31, 2011 the Company had $594 and $9,630 of unrestricted cash to be used for future business operations.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Sand Hills does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

The Company received an unsecured loan in the amount of $9,000 on May 5, 2009 from RBS Management Group, LLC, a related party, which was used to fund its corporate bank account for use as working capital. Another loan in the amount of $7,000 was received on November 10, 2009 from the same party. During the year ended March 31, 2011, the Company received an additional $15,000 from the same related party. The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder. At December 31, 2011 accrued interest totaled $4,838. RBS Management Group, LLC is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of amounts due to the Company’s independent auditors, filing fees, legal fees and interest.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2011, Sand Hills has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $36,919 at December 31, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the nine months ended December 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$3,326	$2,170
Less: valuation allowance	(3,326)	(2,170)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2011	March 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$12,553	$9,227
Valuation allowance	(12,553)	(9,227)
Net deferred tax asset	$-	$-

SAND HILLS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – LIQUIDITY AND GOING CONCERN

The Company has not generated any revenues, has a working capital deficit, and has suffered a loss from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements until it is able to enter into a business combination with another company; however, there can be no assurance the Company will be successful in these efforts.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 23, 2012, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

●	significantly reduce the equity interest of our stockholders prior to the transaction; and

●	cause a change in control in our Company and likely result in the resignation or removal of our officer and directors as of the date of the transaction.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors. As of December 31, 2011, the Company had $594 in its treasury. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. There are no assurances that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $594, consisting exclusively of cash. This compares with total assets of $9,630 at March 31, 2011, our fiscal year end. At December 31, 2011, the Company had current liabilities of $37,313 compared with current liabilities of $36,568 at December 31, 2011, in each case, comprised of amounts owed to stockholders and accrued expenses.

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

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	For the Cumulative Period from April 2, 2009 (Inception) to December 31, 2011
Net Cash Used by Operating Activities	$9,036	$6,945	$30,606
Net Cash Provided by Financing Activities	$-	$15,000	$31,200
Net Increase (Decrease) in Cash and Cash Equivalents	$(9,036)	$8,055	$594

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three and nine months ended December 31, 2011 of $2,600 and $9,781, respectively, compared to a net loss of $1,874 and $6,381 for the comparable 2010 periods, and have suffered a net loss since inception of $36,919. At December 31, 2011, we had a working capital deficit of $36,719 compared to $26,938 at March 31, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS[1]	XBRL Instance Document

101.SCH[1]	XBRL Taxonomy Extension Schema Document

101.CAL[1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB[1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE[1]	XBRL Taxonomy Extension Presentation Linkbase Document

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

SAND HILLS, INC.
Date: February 13, 2012	By:	/s/ E. Robert Selby
	Name:	E. Robert Selby
	Title:	President, Principal Executive Officer and Principal Financial Officer

