Form 10-Q
period 2012-03-31
SAND HILLS, INC
filed 2012-05-21
CIK 1468924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

SAND HILLS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53736	26-4803428
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10900 Pump House Road, Suite B

Annapolis Junction, Maryland 20701

(Address of principal executive offices and Zip Code)

(240) 280-8030

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.0001 par value, outstanding at May 15, 2012 was: 23,414,263.

SAND HILLS, INC.

March 31, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “contemplate”, “would”, “should”, “could”, or “may.” Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements, except as required by law or applicable regulations.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q , those results or developments may not be indicative of results or developments in subsequent periods.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SAND HILLS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$797,128	$377,212
Accounts receivable, net of allowance for doubtful accounts of $255,000 at March 31, 2012 and June 30, 2011	14,354,175	14,461,926
Other Receivables	96,203	-
Inventory, net of allowance for obsolescence of $40,000 at March 31, 2012 and June 30, 2011	1,715,700	1,766,064
Prepaid expenses	108,685	100,295
Deferred tax assets	431,158	166,158
Total Current Assets	17,503,049	16,871,655

PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $525,819 and $468,467 at March 2012 and June 30,2011, respectively	224,251	201,130

OTHER ASSETS:
Goodwill, net of accumulated amortization of $1,318,680 for March 31, 2012 and June 30, 2011	1,558,536	1,558,536
Non-compete agreement, net of accumulated amortization of $163,118 for March 31,2012 and $68,751 for June 30, 2011	111,882	183,333
Cash surrender value of life insurance	-	374,827
Other assets	11,912	11,912
Total Other Assets	1,682,330	2,128,608
Total Assets	$19,409,630	$19,201,393

SAND HILLS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,2012	June 30, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$11,713,351	$11,110,476
Accrued expenses	533,610	282,712
Revolving line of credit	4,349,586	4,817,951
Total Current Liabilities	16,596,547	16,211,139

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2012 and June 30, 2011	-	-

Series B convertible preferred stock, $.001 par value designated 702,000 shares, issued and outstanding 0 shares at March 31, 2012 and 492,052 shares (aggregate liquidating preference of $308,950) at June 30, 2011	-	492

Common stock $.0001 par value, authorized, 100,000,000 shares at March 31, 2012 and June 30, 2011, shares issued and outstanding 23,414,263 at March 31, 2012 and 2,000,000 at June 30, 2011	2,341	200

Common stock $.001 par value, authorized, 20,000,000 shares at March 31, 2012 and June 30, 2011, shares issued and outstanding -0- at March 31, 2012 and 20,922,213 at June 30, 2011	-	20,922

Additional paid in capital	2,303,116	2,034,519

Retained earnings	507,626	934,121

Total Stockholders' Equity	2,813,083	2,990,254

Total Liabilities and Stockholders' Equity	$19,409,630	$19,201,393

 See accompanying notes to unaudited consolidated financial statements

SAND HILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

REVENUE	$25,383,585	$19,677,227	$76,412,309	$70,191,481

COST OF REVENUE	23,504,817	18,069,917	70,907,100	64,857,597

GROSS PROFIT	1,878,768	1,607,310	5,505,209	5,333,884

OPERATING EXPENSES
Selling, general and administrative	2,464,677	1,869,079	5,956,982	5,220,078
Depreciation and amortization	43,426	41,721	128,803	124,709

Total Operating Expenses	2,508,103	1,910,800	6,085,785	5,344,787

OPERATING (LOSS) INCOME	(629,335)	(303,490)	(580,576)	(10,903)

INTEREST EXPENSE (NET)	39,096	25,804	110,919	60,204

(LOSS) INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	(668,431)	(329,294)	(691,495)	(71,107)

INCOME TAX BENEFIT (EXPENSE)	265,000	-	265,000	(3,456)

NET LOSS	$(403,431)	$(329,294)	$(426,495)	$(74,563)

Basic Earnings (Loss) Per Share	$(0.02)	$(0.01)	$(0.02)	$(0.00)
Diluted Earnings (Loss) Per Share	$(0.02)	$(0.01)	$(0.02)	$(0.00)

Weighted average shares – Basic and Diluted	23,414,263 (1)	23,414,263 (1)	23,414,263 (1)	23,656,030 (1)

(1)	The weighted average shares for the three and nine months ended March 31, 2012 and 2011 have been restated to reflect the shares issued as part of the Merger

 See accompanying notes to unaudited consolidated financial statements

SAND HILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(426,495)	$(74,563)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	128,803	124,709
Stock-based compensation	249,324	-
Bad debt expense	243,083	6,000
Changes in cash surrender value of life insurance	374,827	(113,900)
Changes in operating assets and liabilities:
Accounts receivable	(135,332)	1,289,643
Other receivable	(96,203)	16,031
Inventory	50,364	(157,432)
Income tax asset	(265,000)	-
Prepaid expenses	(8,390)	74,589
Accounts payable	602,875	(2,365,370)
Accrued expenses	250,899	(198,038)
Net cash provided by (used in) operating activities	968,755	(1,398,331)

Cash Flows From Investing Activities:
Purchases of property, plant & equipment	(80,474)	(14,508)

Net cash used in investing activities	(80,474)	(14,508)

Cash Flows From Financing Activities:
Net (payments on) proceeds from revolving line of credit	(468,365)	546,487
Payments for the repurchase of common stock	-	(97,620)
Net cash (used in) provided by financing activities	(468,365)	448,867

Increase (Decrease) In Cash and Cash Equivalents	419,916	(963,972)

Cash and Cash Equivalents at the Beginning of the Period	377,212	1,325,485

Cash and Cash Equivalents at the End of the Period	$797,128	$361,513

Cash paid during the year for:
Interest	$110,919	$60,204
Taxes	$-	$3,456

 See accompanying notes to unaudited consolidated financial statements

SAND HILLS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For The Three and Nine Months Ended March 31, 2012 and 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sand Hills, Inc. (the “Company”) was incorporated in the State of Nevada on April 2, 2009. On March 30, 2012, Sand Hills completed a reverse merger transaction (“Reverse Merger”) in which we caused United Strategies, Inc., a Delaware Corporation, to be merged with and into Promark Acquisition Corp, a wholly owned Nevada subsidiary created for the purpose of effecting the Reverse Merger and the stockholders of United Strategies obtained control of the Company. United Strategies, Inc. (“USI”) was incorporated on December 30, 1997, as a management holding company. USI acquired Promark Technology, Inc. (“Promark”), previously known as System Solutions Technology, Inc. on June 18, 1998. Promark is a value-added distributor of storage systems and related equipment.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, USI and Promark. All material intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The fiscal year end for the Company was changed from March 31 to June 30 to coincide with the fiscal year end of USI and its subsidiary, Promark.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to trade accounts receivable.

Inventory

Inventory, which consists of computer and peripheral equipment (both finished goods), is stated at the lower of cost or market. Inventory costs are determined using first-in, first-out method.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with ASC 350 Goodwill and Other Intangible Assets. Under ASC 350, goodwill is subject to annual impairment tests or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all the tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

Revenue Recognition

The Company distributes imaging systems and related equipment, and assembles and sells computer systems and peripheral equipment. Revenue from the sale of such products is recognized when the Company ships the product to customers and title has passed. Promark also receives commissions from providing sales-agent services to third parties. Such commissions are recognized as revenue when the commissions are earned and received.

Depreciation and Amortization

Property, plant and equipment is recorded at cost, except of those assets acquired as part of the Promark acquisition, which have been recorded at their estimated fair values at the date of acquisition. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term.

Stock Options

The Company applies ASC 718-10, Share-Based Payment, which requires companies to measure the cost of share-based awards to employees based on the grant-date fair value of the award using an option pricing model, and to recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and recognizes the compensation cost of employee share-based awards in its statement of operations using the straight-line method over the vesting period of the award, net of estimated forfeitures.

The use of the Black-Scholes option pricing model to estimate the fair value of share-based awards requires that the Company make certain assumptions and estimates for required inputs to the model, including (i) the fair value of the Company’s common stock at each grant date, (ii) the expected volatility of the Company’s common stock value based on industry comparisons, (iii) the expected life of the share-based award, (iv) the risk-free interest rate, and (v) the dividend yield. The Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company has adopted the provision that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values of the assets. There were no such impairments for the nine months ended March 31, 2012 or 2011.

Income Taxes

The Company calculates its income tax provision using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Since the Company files a consolidated federal income tax return, Promark is charged for the proportional share of federal income tax on its net taxable income. Promark is subject to state income tax and report these expenses as incurred.

Uncertain Tax Positions

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by the tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, reserve for inventory obsolescence, and recoverability of deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject to the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers composing the company’s customer base, and their dispensation across many different industries. Additionally, the Company maintains cash balances that, at times, during the nine months ended March 31, 2012, exceeded the federally insured limit per financial institution.

Advertising

Costs incurred for producing and communicating advertisements are expensed as incurred and included in Selling, general and administrative expenses in the accompanying statement of operations. Advertising expenses, net of reimbursements from suppliers, were immaterial for the three and nine months ended March 31, 2012 and 2011.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31, 2012	June 30, 2011
Machinery and equipment	$340,706	$334,207
Automobiles	5,000	5,000
Office furniture and equipment	74,517	66,865
Leasehold improvements	329,847	263,525
	750,070	669,597
Less accumulated depreciation and amortization	(525,819)	(468,467)

Property, plant and equipment, net	$224,251	$201,130

Depreciation and amortization expense on property, plant and equipment amounted to $57,352 and $55,958 for the nine months ended March 31, 2012 and 2011, respectively. Depreciation and amortization expense was $19,609 and $18,804 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 3 – REVOLVING LINE OF CREDIT

On August 17, 2010, the Company signed a line of credit agreement. Under the agreement, the Company has a revolving line of credit for up to $10 million with interest payable at the financial institution’s prime rate plus 0.5%. Interest is payable on a monthly basis. The line is secured by substantially all of the Company’s assets. The loan has a tangible net worth and fixed charge coverage financial covenant. The term of the agreement is currently set to expire on November 5, 2012.

The balance of the revolving line of credit at March 31, 2012 and June 30, 2011 was $4,349,586 and $4,817,951 respectively.

NOTE 4 – COMMON STOCK

Under various stock pledge agreements, the holders of common stock are not entitled to receive any dividends or other distributions from the Company unless and until all of the obligations owed to the financial institutions, as described in Note 3, have been performed and/or paid in full.

On March 30, 2012, in connection with the Reverse Merger, all shares of United Strategies, Inc. common and preferred stock were exchanged for 2.946421648 shares of Sand Hill, Inc. common stock. Each stock option granted by United Strategies, Inc. was exchanged for 2.946 stock options of Sand Hills, Inc. As of March 31, 2012, there were 23,414,263 outstanding shares of common stock and 16,585,724 outstanding stock options.

NOTE 5 – EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that would occur from the common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred stock. The following summarizes the computations of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Income (Loss)	$(403,431)	$(329,294)	$(426,495)	$(74,563)
Basic earnings (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.00)
Diluted earnings (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.00)
Weighted average common shares outstanding for :
Basic earnings (loss) per share	23,414,263	23,414,263	23,414,263	23,656,030
Diluted earnings (loss) per share	23,414,263	23,414,263	23,414,263	23,656,030

For the three months ended March 31, 2012 and 2011, there were 13,694,995 and 8,098,804 antidilutive stock options respectively. There were 10,510,825 antidilutive stock options for the nine months ended March 31, 2012 and 8,527,873 for the nine months ended March 31, 2011.

NOTE 6 – STOCK OPTION PLAN

Sand Hills Stock Option Plan

On March 30, 2012, we adopted the Sand Hills 2012 Omnibus Stock Plan (the “Company Plan”), under which 21,000,000 shares of our common stock were reserved for issuance as incentive equity awards. The purpose of the Company Plan is two-fold. First, in connection with the Reverse Merger, we substituted each stock option granted under USI’s 2001 Stock Option Plan, with a substantially similar equity award granted under the Company Plan (subject to proportionate adjustments to reflect the ratios used in consummating the Reverse Merger). Accordingly, of the 21,000,000 shares of our common stock that are reserved for issuance as awards under the Company Plan, 16,585,724 were issued as substitute awards, leaving an additional 4,414,276 shares for issuance thereunder. Second, the shares of stock remaining available for issuance under the Company Plan will be used for attracting and retaining employees, management, directors and outside consultants, who will be granted awards at or above fair market value from time to time under the guidance and approval of our Board of Directors or compensation committee or such other group as is vested by our Board of Directors with the power to administer the Company Plan, and in accordance with the terms of the Company Plan.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted average assumptions for the nine month periods ended March 31, 2012 and 2011:

	2012	2011
Expected Term (in years)	9.50	-
Volatility	75%	-
Risk-free Interest rate	2.23%	-
Dividend Yield	-	-

A summary of stock options activity for the nine months March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at July 1, 2011	8,836,638	$0.01	6.2 years	$795,124
Options Granted	7,749,086	0.04	9.5 years	613,728
Options Exercised	-	-	-	-
Options Forfeited	-	-	-	-

Outstanding at March 31, 2012	16,585,724	$0.02	7.8 years	$1,408,852
Exercisable at March 31, 2012	16,585,724	$0.02	7.8 years	$1,408,852

The Company estimates the fair value of the stock options granted on October 21, 2011 at $249,324. The Company will not incur any additional expense related to stock options outstanding at March 31, 2012.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration for the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The fair value of stock based options made for the nine months ended March 31, 2012, were valued using the Black-Scholes valuation method with a volatility factor based on the historical stock prices of publically traded companies operating in the same industry as the Company over the expected term of the option.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend: The Company has not paid any dividends. The Company currently has no plans to pay or declare dividends.

NOTE 7 – MAJOR CUSTOMERS/VENDORS

During the nine months ended March 31, 2012 and 2011, the Company had sales to one customer, that were approximately 22% and 24% of total annual sales, respectively. The same customer had sales of approximately 27.6% and 24.9% for the three months ended March 31, 2012 and 2011, respectively. This customer had outstanding receivables to the Company of approximately 15% of the total outstanding receivables at March 31, 2012 and 17% for March 31, 2011.

Additionally, the Company purchased goods for resale from one vendor amounting to approximately 16% of total purchases for the nine months ended March 31, 2012 and approximately 18% for the three months ended March 31, 2012. The Company purchased approximately 15% of total purchases from a different vendor for the nine months ended March 31, 2011 and approximately 17% for the three months ended March 31, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2012 and 2011, Quality First Imaging, Inc. (QFI) was paid $44,185 and $232,782 respectively, for imaging and consulting services. QFI was paid $29,603 and $207,159 for the three months ended March 31, 2012 and 2011, respectively. Three of the Company’s shareholders also own 60% of the stock of QFI.

During the three months ended March 31, 2012 the company forgave $226,475.00 in debt from Grindstone Technologies, Inc. (“GTI”).  Three of the Company’s shareholders also own 60% of the stock of Grindstone.

Two of the Company’s shareholders are owners of limited liability company that owns rental property that was used by the Company’s employees and vendors periodically throughout the year. During the nine months ended March 31, 2012 and 2011, the Company paid rental fees of $76,500 and $74,500, respectively, to the limited liability company for the use of the property. The Company paid rental fees of $25,500 for the three months ended March 31, 2012 and 2011.

NOTE 9 – INTANGIBLE ASSETS

During June 2010, the Company hired an employee to head its professional services division. The Company paid $275,000 to the employee’s former employer and the employee signed a three-year employment agreement that included a non-compete clause. This non-compete clause will amortized over the life of the employee’s employment contract. The Company will recognize an additional $22,917 of amortization expense in fiscal year 2012 and $91,667 in fiscal year 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.  This discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and uncertainties, including those set forth under the heading “Risk Factors” in the Current Report on Form 8-K filed on April 4, 2012 and below.

This report contains forward-looking statements, and although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report, particularly the risks described under “Risk Factors” in the Current Report on Form 8-K filed on April 4, 2012 and below. Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

On March 30, 2012, the Company, completed a reverse merger transaction among the Company; USI; Promark; and Promark Acquisition Corporation, a Delaware corporation and our newly-created, wholly-owned subsidiary (“Merger Sub”), pursuant to which Merger Sub merged with and into USI, with USI continuing as the surviving entity (the “Reverse Merger”) and our wholly-owned subsidiary (Sand Hills, USI as surviving entity and subsidiary of Sand Hills, and Promark as subsidiary of USI collectively constitute the “Company,” “we” or “us”). The Reverse Merger was consummated under Delaware corporate law pursuant to an Agreement and Plan of Merger, dated as of March 16, 2012.

At the closing of the Reverse Merger, the former stockholders of USI received shares of our common stock for all of the outstanding shares of common stock and preferred stock of USI held by them. As a result, at the closing of the Reverse Merger, we issued an aggregate of 21,414,263 shares of our common stock to the former stockholders of USI. The shares issued to USI’s former stockholders represent approximately 91.46% of our outstanding shares of common stock. The consideration issued in the Reverse Merger was determined as a result of arm’s-length negotiations between Sand Hills and USI.

Immediately prior to the closing of the Reverse Merger, there were outstanding stock options to purchase shares of common stock of USI. Pursuant to the Merger Agreement, we have agreed to issue to former USI optionholders substitute options to purchase a number of shares of our common stock based upon the ratio used to determine the number of shares issuable to USI stockholders in connection with the Reverse Merger. We are obligated upon the exercise of those stock options to issue 16,585,724 shares or approximately 41.46% of our total outstanding shares and options.

Balances reported for prior periods reflect the accounts of USI and Promark only. Additionally, the equity structure of USI has been restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of Sand Hills common stock issued in the Merger.

We intend to carry on USI’s information technology distribution business through its subsidiary Promark as our sole line of business. We have relocated our executive offices to those of Promark at 10900 Pump House Rd., Annapolis Junction, Maryland 20701. Our new telephone number is (240) 280-8030, fax number is (301) 725-7869, and corporate website is www.promarktech.com. The contents of our website are not part of this Quarterly Report on Form 10-Q.

Overview

Promark is the only operating company owned by Sand Hills and USI. Its primary business is in the distribution of software, hardware, and professional services for the information technology marketplace. Promark purchases products direct from leading information technology manufacturers and software publishers. We market these products through utilizing an inside and outside sales force along with, advertisements in trade magazines, as well as through the Internet and e-mail promotions. Promark sells to value added resellers, dealers, corporate resellers and systems integrators.

The Company reported net revenue of $76.4 million for the nine months ended March 31, 2012 as compared to net revenue of $70.2 million for the nine months ended March 31, 2011, an 8.82% increase.  Gross profit increased by $171,000, or 3.2%, in the nine months ended March 31, 2012 as compared to 2011. The increase in both net revenue and gross profit was primarily due to USI’s continued concentration on bringing on new product lines and maximizing the sales of our existing product lines.

Net operating expense increased by 13.9% in the nine months ended March 31, 2012 as compared to 2011. This was mainly due to expenses related to the Reverse Merger. Also contributing was an increase in employee costs, mainly commissions, which coincide with the increase in revenue.

Results of operations often fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the global economy; shifts in demand for storage products; pricing; and consolidations within the storage industry. The Company’s operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Sand Hills was not an operating company prior to the Reverse Merger. As a result, we anticipate that the Company’s revenues going forward will reflect the former USI business and no revenues from Sand Hills will be lost as a result of the Reverse Merger.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the consolidated financial statements included above and notes contained in our Current Report on Form 8-K filed on April 4, 2012. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We follow the guidance of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

•	Revenues from sales of products are generally recognized when products are shipped

•	Revenue from services is recorded as it is earned. Commissions earned on third party sales are recorded in the month in which payment is received by the Company.

•	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

Results of Operations

THREE AND NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2011

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue	$25,383,585	$19,677,227	$76,412,309	$70,191,481
Gross profit	1,878,768	1,607,310	5,505,209	5,333,884
Selling, general and administrative	2,464,677	1,869,079	5,956,982	5,220,078
Depreciation and amortization	43,426	41,721	128,803	124,709
Total Operating Expenses	2,508,103	1,910,800	6,085,785	5,344,787
Operating Income (loss)	(629,335)	(303,490)	(580,576)	(10,903)
Interest Expense (net)	39,096	25,804	110,919	60,204
Income Tax Benefit	265,000	-	265,000	-
Net income	$(403,431)	$(329,294)	$(426,495)	$(74,563)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Cost of sales as a percentage of revenues	92.60%	91.83%	92.80%	92.40%
Gross profit margin	7.40%	8.17%	7.20%	7.60%
Selling, general and administrative expenses as a percentage of revenues	9.71%	9.50%	7.80%	7.44%
Total operating expenses as a percentage of revenues	9.88%	9.71%	7.96%	7.61%

NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE MONTHS ENDED MARCH 31, 2011:

Net Sales

Net sales for the nine months ended March 31, 2012 increased 8.86%, or $6.2 million to $76.4 million compared to $70.2 million for the nine months ended March 31, 2011. The increase in net sales was mainly a result of our continued focus on the expansion of our reseller base as well as the addition of several key product lines.

Gross Profit

Gross Profit for the nine months ended March 31, 2012 was $5.5 million compared to $5.3 million for the nine months ended March 31, 2011, a 3.21% increase. The increase in gross profit was primarily due to the continued diversification of our customer base and product mix.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2012 were $6.0 million compared to $5.2 million in 2011. As a percentage of net sales, SG&A expenses for the nine months ended March 31, 2012 was 7.8% as compared to 7.4% for the nine months ended March 31, 2011. Selling, general and administrative expenses for the nine months ended March 31, 2012 and 2011 consisted of the following:

	Nine Months Ended March 31,
	2012	2011

Employee costs	$4,475,035	$4,010,025
Travel and entertainment	305,635	276,968
Office expense	214,390	257,833
Marketing	36,312	24,887
Insurance	64,205	55,476
Professional fees	340,158	272,431
Other	521,247	322,458
	$5,956,982	$5,220,078

The increase in SG&A expenses were primarily due to the following when comparing the nine months ended March 31, 2012 to the nine months ended March 31, 2011:

Employee and employee related costs including salaries, commissions, bonus accruals and benefits increased by 11.6% or $465,000 for the nine months ended March 31, 2012 as compared to 2011. This was primarily due to the increase in commissions due to the increase in revenue and the payout of the cash surrender value of life insurance policies due to three executives of USI as a result of the Reverse Merger. Employee costs associated with commission paid to employees will continue to rise in the future as revenue continues to increase.

Travel and entertainment increased 10.4% or $29,000 in nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. This was primarily due to the increase in travel by our sales persons in an effort to increase our reseller base.

Office expenses decreased $43,000 or 16.8% in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 primarily due to a decrease in data processing expenses due to the completion of a project to enhance our customer reporting. The Company expects the data processing expense to remain at the March 2012 levels due to the data processing project being completed.

Marketing expenses increased 45.9% or $11,000 in nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase was primarily due to the Company’s additional effort to increase our reseller base.

Insurance expense increased 15.7% or $9,000 in nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase was due to an increase in our corporate insurance coverage.

Professional fees increased by $68,000 or 24.9% in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 primarily due to an increase in legal and accounting fees associated with the merger. The Company expects professional fees to remain at the March 2012 levels due to the increase in quarterly and annual filings needing to be filed with government agencies.

Other expenses increased by 61.6% or $199,000 in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase was primarily due to a combination of a $236,000 increase in bad debt expense resulting from managements’ determination that the collectability of an amount due from one customer was in jeopardy and would not be collectable for many years, if ever, and a decrease in outgoing freight expense. The increase in bad debt expense is not expected in future quarters.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011:

Net Sales

Net sales for the three months ended March 31, 2012 increased 29.0%, or $5.7 million to $25.4 million compared to $19.7 million for the three months ended March 31, 2011. The increase in net sales was mainly a result of our continued focus on the expansion of our reseller base as well as the addition of several key product lines.

Gross Profit

Gross Profit for the three months ended March 31, 2012 was $1.9 million compared to $1.6 million for the three months ended March 31, 2011, a 16.9% increase. The increase in gross profit dollars and percentage was primarily due to the continued diversification of our customer base and product mix.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2012 were $2.5 million compared to $1.9 million in 2011. As a percentage of net sales, SG&A expenses for the three months ended March 31, 2012 were 9.7% as compared to 9.5% for the three months ended March 31, 2011. Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,
	2012	2011

Employee costs	$1,680,963	$1,369,692
Travel and entertainment	115,264	104,431
Office expense	65,445	77,555
Marketing	20,456	11,161
Insurance	19,778	22,719
Professional fees	273,199	172,864
Other	289,572	110,657
	$2,464,677	$1,869,079

The increase in SG&A expenses were primarily due to the following when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011:

Employee and employee related costs including salaries, commissions, bonus accruals and benefits increased by 22.7% or $311,000 for the three months ended March 31, 2012 as compared to 2011. This was primarily due to the increase in commissions due to the increase in revenue and the payout of the cash surrender value of life insurance policies to three executives of USI as a condition to the Reverse Merger. The Company does expect the increase in commissions to continue proportionately with the expected increase in revenue.

Travel and entertainment increased 10.4% or $11,000 in quarter ended March 31, 2012 as compared 2011. This was primarily due to the increase in travel by our sales persons in an effort to increase our reseller base.

Office expenses decreased $12,000 or 15.6% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to a decrease in data processing expenses due to the completion of a project to enhance our customer reporting. There are currently no other data processing projects expected to start in the near future.

Marketing expenses increased 83.3% or $9,000 in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to the Company’s additional marketing expense intended to increase our reseller base.

Insurance expense decreased 12.9% or $3,000 in quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. The decrease was due to a decrease in our corporate insurance rates.

Professional fees increased by $100,000 or 58.0% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to an increase in legal and accounting fees associated with the Reverse Merger. The Company expects the professional fees to remain at the current levels due to the increase in corporate filings needed as a public company.

Other expenses increased by 161.7% or $179,000 in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to a combination of a $221,000 increase in bad debt expense resulting from management’s determination that the collectability of an amount due from one customer was in jeopardy and would not be collectable for many years, if ever, and a decrease in outgoing freight expense. The increase in bad debt expense is not expected in future quarters.

Interest Expense

Interest expense for the quarter ended March 31, 2012 increased by $13,000 to $39,000 from $26,000 for the quarter ended March 31, 2011, an increase of 50.0%. The increase was due to a higher balance on our line of credit.

Liquidity and Capital Resources

The Company has historically financed our operations through operating cash flows as well as a credit line secured by our accounts receivable and inventory balances. Our discussion of liquidity and capital resources includes an analysis of working capital at March 31, 2012 and June 30, 2011 and our cash flows and capital structure for the nine months ended March 31, 2012 and 2011. The following table summarizes the Company’s Consolidated Statement of Cash Flows for those periods:

	March 31, 2012	June 30, 2011

Working Capital	$906,502	$660,516

	Nine Months ended March 31,
	2012	2011

Net cash provided by (used in):
Operating activities	$968,754	$(1,398,331)
Investing activities	(80,474)	(14,508)
Financing activities	(524,223)	448,867

Net increase (decrease) in cash and cash equivalents	$364,057	$(963,972)

As a distribution company, our business requires a significant level of working capital, particularly accounts receivable and inventory, which is partially financed through our accounts payable with vendors. Overall, as our sales volume increases, our net investment in working capital dollars typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities.

Net cash provided by operating activities in the nine months ended March 31, 2012 was $969,000. We had a loss of $691,000 for the nine months ended March 31, 2012. This was offset by non-cash items such as depreciation and amortization expense of $128,000, stock based compensation of $249,000, bad debt expense of $243,000 and changes in cash surrender value of life insurance of $375,000. We also incurred increases in our accounts payable of $603,000 and accrued expenses of $251,000.

Net cash used in operating activities for the nine months ended March 31, 2011 amounted to $1.4 million. This was due to a $2.37 million decrease in accounts payable and a $200,000 decrease in accrued expenses. These were offset in part by an increase in accounts receivable of $1.3 million.

Net cash used in investing activities for the nine months ended March 31, 2012 and 2011 were $80,000 and $15,000 respectively. These were entirely due to the purchase of fixed assets.

Net cash used in financing activities in the nine months ended March 31, 2012 was $524,000. This was due to our revolving line of credit decreasing by $524,000.

Net cash provided by financing activities for the nine months ended March 31, 2011 was $449,000. This was a result of an increase of $546,000 in our revolving line of credit and was partially offset by $97,000 used to repurchase common stock from a shareholder.

Selected Balance Sheet Accounts

Total assets increased $208,000 in the nine months ended March 31, 2012. The increase was due to an increase in cash and cash equivalents of $420,000 and an increase in deferred tax asset of $265,000. These increases were offset by a decrease of $71,000 in intangible assets resulting from the amortization of a non-compete employment contract and a decrease of $247,000 in other assets due to the payment to three executives of the cash surrender value of life insurance policies as a result of the Reverse Merger. Accounts receivable and inventory also decreased by $108,000 and $50,000 respectively.

Total liabilities and stockholders’ equity increased by $208,000 as a result of increases in accounts payable and accrued expenses of $603,000 and $251,000, respectively. Partially offsetting the increase was a decrease of $468,000 in the line of credit, a $177,000 decrease in operating loss and the recording of stock based compensation related to options that were issued to employees of United Strategies in October, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that would be material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's financial instrument with risk exposure is the Company’s revolving line of credit. Interest on the line of credit is set at the bank's prime rate in effect from time to time plus 0.5%. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings. As of March 31, 2012, the Company’s outstanding balance on the line of credit was $4,349,586. A one percentage point change in average interest rates would not have a material impact on current or future earnings or cash flow. This analysis does not consider the effect of the level of overall economic activity that could exist in connection with a one percentage point change to the average interest rates.

Under the Company's current policies, the Company does not use interest rate derivatives instruments to manage its exposure to interest rate changes.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2012. Based upon that evaluation, we concluded that as of March 31, 2012, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting that have not been fully remediated as of March 31, 2012.

During the preparation of the consolidated financial statements of Sand Hills, Inc. as of March 31, 2012, we identified material weaknesses in internal controls over financial reporting. If not remediated satisfactorily, these material weaknesses could result in material misstatements in our financial statements and periodic reports in future periods. Specifically, we have not been required to have, and as a result did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation, and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. We also have not maintained an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP financial statements consistent with being a public company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We cannot be reasonably assured that remediation actions will be effective to correct material weaknesses. If we continue to experience material weaknesses, investors could lose confidence in our financial reporting and periodic reports, particularly if such weaknesses result in a restatement of our financial results, and our stock price could decline.

We are currently evaluating our organizational structure, our financial reporting procedures and our system of internal control over financial reporting. This evaluation consists of a review of our current organization structure; current processes and controls; identification of deficiencies; and evaluation of the deficiencies’ effect on our financial statements. We are working on our remediation plan to improve the effectiveness of our internal controls over financial reporting as a public company.

PART II – OTHER INFORMATION

Item 1A Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Current Report on Form 8-K filed on April 4, 2012, which could materially affect our business operations, financial conditions or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Current Report on Form 8-K filed on April 4, 2012.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAND HILLS, INC.

Date: May 21, 2012	By:	/s/ Dale R. Foster
Dale R. Foster, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 2012, by and among United Strategies, Inc., Promark Technology, Inc., Sand Hills, Inc., and Promark Acquisition Corporation (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
10.1	2012 Omnibus Stock Plan (1)
10.2	Employment Agreement, dated March 30, 2012, between the Company and Dale R. Foster (1)
10.3	Employment Agreement, dated March 30, 2012, between the Company and William J. Ochall (1)
10.4	Employment Agreement, dated March 30, 2012, between Promark and Charles E. Bass (1)
10.5	Employment Agreement, dated March 30, 2012, between Promark and Stephen T. Hartung (1)
10.6	Lease, dated March 20, 2006, between Promark and Creative Developments, LLC (1)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (3)
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (3)
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (4)

(1)          Incorporated by reference to the Exhibits of the same number to the Company’s Current Report on Form 8-K filed on April 4, 2012.

(2)           Incorporated by reference to the Exhibits of the same number to the Company’s Registration Statement on Form 10 filed on July 24, 2009.

(3)           Filed herewith.

(4)           Furnished herewith.